Form 10-Q
period 1995-03-31
QUEEN CITY BROADCASTING OF NEW YORK INC
filed 1995-05-15
CIK 818012

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                     Washington DC 20549

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1995

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

       Commission file number 33-15433 and 33-15433-01

QUEEN CITY BROADCASTING OF NEW YORK, INC.      QUEEN CITY BROADCASTING, INC.
        (Exact name of registrant as specified in its charter)


                NEW YORK                                DELAWARE
   (State or other jurisdiction             (State or other jurisdiction of
 of incorporation or organization)           incorporation or organization)

               13-3315942                               13-3285054
           (I.R.S. Employer                         (I.R.S. Employer
        Identification Number)                    Identification Number)


30 ROCKEFELLER PLAZA, 29TH FLOOR, NEW YORK, NEW YORK   10112
    (Address of principal executive officers)        (zip code)

Registrants' telephone number, including area code:  (212)698-7860

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X               No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

1,010,000 shares of common stock of Queen City Broadcasting, Inc. were outstanding at May 1, 1995. 100 shares of common stock of Queen City Broadcasting of New York, Inc., all of which are owned by Queen City Broadcasting, Inc., were outstanding at May 1, 1995.








                        Page 1 of 16
               PART I.  FINANCIAL INFORMATION
                QUEEN CITY BROADCASTING, INC.
                 CONSOLIDATED BALANCE SHEETS




                                                 March 31,     December 31,
                                                   1995           1994
                                                (unaudited)     (audited)

            ASSETS

Current assets:
 Cash and cash equivalents                      $ 3,202,492   $  2,920,270
 Accounts receivable, net                         4,517,446      5,708,256
 Program rights                                     884,534      1,227,169
 Prepaid expenses and other current
  assets                                            258,835        212,943
     Total current assets                         8,863,307     10,068,638

Property, plant and equipment, at cost:          16,865,099     16,516,754
 Less accumulated depreciation                   12,365,084     12,199,484
     Property, plant and equipment, net           4,500,015      4,317,270

Intangible assets, net                           38,998,610     39,313,301
Deferred financing charges, net                     288,833        311,681
Program rights--noncurrent portion                   77,935        210,508
Other assets                                          1,552          1,152
                                                $52,730,252   $ 54,222,550

  LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
 Long term debt-current                         $44,903,036   $ 23,000,000
 Revolving credit line                              -0-            614,500
 Accounts payable and accrued
  liabilities                                       346,071        581,070
 Accrued interest                                 1,123,604      1,093,474
 Accrued compensation                               518,730        710,499
 Program rights payable                             732,558      1,337,102
     Total current liabilities                   47,623,999     27,336,645

Program rights payable--noncurrent
 portion                                            299,718        328,011
Long-term debt                                   19,355,000     41,102,222

Net capital deficiency:
 Common stock--$.01 par value, authorized
  2,000,000 shares; outstanding 1,010,000
  shares after deducting 10,000 shares
  held in treasury                                   10,100         10,100
 Additional paid-in capital                      10,089,900     10,089,900
 Accumulated deficit                            (24,648,465)   (24,644,328)
     Total net capital deficiency               (14,548,465)   (14,544,328)
                                                $52,730,252    $54,222,550









                        Page 2 of 16
                       QUEEN CITY BROADCASTING, INC.

       CONSOLIDATED STATEMENT OF NET CAPITAL DEFICIENCY (UNAUDITED)






                               Common   Paid-in    Accumulated
                               Stock    Capital      Deficit         Total

Balance at December 31, 1994  $10,100 $10,089,900  $(24,644,328  $(14,544,328)
Net profit for the period           0           0        (4,137)       (4,137)

Balance at March 31, 1995     $10,100 $10,089,900  $(24,648,465) $(14,548,465)













































                               Page 4 of 16
                       QUEEN CITY BROADCASTING, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                      Three Months Ended

                                                  March 31,        March 31,
                                                    1995             1994
Cash flows from operating activities:
  Net (loss)                                    $   (4,137)      $ (916,577)
  Adjustments to reconcile net (loss)
   to net cash provided by operating
   activities:
     Depreciation                                  165,600          176,625
     Amortization of intangibles                   314,691          317,319
     Amortization of deferred financing charges     22,848           26,430
     Deferred interest--subordinated note          155,814         (128,112)
     Decrease (increase) in:
       Accounts receivable                       1,190,810          678,152
       Program rights--current                     342,635          398,284
       Prepaid expenses and other current
        assets                                     (45,892)        (132,431)
     Increase (decrease) in:
       Accounts payable and accrued
        liabilities                               (234,999)          72,964
       Accrued interest                             30,130           36,645
       Accrued compensation                       (191,769)          11,894
       Program rights payable--current            (604,544)        (389,891)
     Decrease (increase) in program
      rights--noncurrent                           132,573          (28,966)
     Increase (decrease) in program rights
      payable--noncurrent                          (28,293)         (52,982)

       Total adjustments                         1,249,604          985,931

       Net cash provided by operating
        activities                               1,245,467           69,354

Cash flows from investing activities:
  Capital expenditures                            (348,345)        (200,158)
  Receipts from other assets                          (400)              40
     Net cash used for investing activities       (348,745)        (200,118)

Cash flows from financing activities:
  Payments from short-term borrowing              (614,500)        (625,000)
Net cash used for financing activities            (614,500)        (625,000)

Net increase (decrease)
  in cash and cash equivalents                     282,222         (755,764)
Cash and cash equivalents at beginning of
  period                                         2,920,270        1,735,257

Cash and cash equivalents at end of period      $3,202,492       $  979,493

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                   $1,318,918       $1,859,872

     Income taxes                               $  114,272       $    2,486







                               Page 5 of 16
                 QUEEN CITY BROADCASTING, INC.

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






1.The results presented in the financial statements are unaudited, but in the opinion of management contain all adjustments necessary for a fair presentation of the results of operations. The results of operations include the accounts of Queen City Broadcasting, Inc. and its wholly-owned subsidiary, Queen City Broadcasting of New York, Inc., collectively referred to as the "Company".




                         Page 6 of 16
                 QUEEN CITY BROADCASTING, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                   AND RESULTS OF OPERATIONS


Revenues

Revenues are derived principally from national and local advertising and to a lesser extent from network compensation.
The following table sets forth sources of revenues for the periods indicated (dollars in thousands):

                                   Three Months Ended March 31,

                                                         Increase
                                  1995        1994      (Decrease)

National/Regional Advertising   $3,472     $ 3,233         $239
Local Advertising                3,032       2,290          742
Network Compensation               264         252           12
Other                               37          34            3

Gross Revenues                  $6,805      $5,809         $996



First Quarter Ended March 31, 1995 Compared With First Quarter
Ended March 31, 1994

Gross revenues for the first quarter 1995 were $6,804,962 compared with $5,808,691 for the first quarter 1994, an increase of 17.2%. National/regional revenues for the first quarter 1995 increased $239,000 or 7.4% due to increases in automotive, food products, laundry products and pet care categories of revenue. This was offset in part by decreases in utility, paid programming and department store categories of revenue. Local revenues for the first quarter 1995 increased $742,000 or 32.4% due to increases in automotive, medical, utility, grocery store and furniture categories of revenue. This was offset in small part by decreases in restaurant, soft drink, appliance and building supply categories of revenue.

Total Operating Expenses for the first quarter were $4,365,891 in 1995 compared with $4,136,496 in 1994, an increase of 5.5%.
The increase was caused by greater syndicated program costs and news department expenses.

Net Interest Expense (interest expense less interest income) for the first quarter 1995 decreased $285,314 due to savings in interest on the subordinated note due to CapCities. The decrease in interest was a result of the amended terms of the subordinated note, which were made in conjunction with the extension of the network affiliation agreement. The interest was reduced to $262,500 per calendar quarter from $417,240 in 1994. An additional reduction of the interest expense results from the amortization of deferred interest on the CapCities note over the remaining term of the note.








                         Page 7 of 16
Net Loss for the First Quarter 1995 was $4,137 compared with a loss of $916,577 in the first quarter 1994. The reduced loss was caused by increased revenue and savings in interest expense offset in part by increased operating expenses as described in the preceeding paragraphs. Net Loss per Common Share was reduced to $.01 in the first quarter 1995 from $.91 in the first quarter 1994.


Liquidity and Capital Resources

At March 31, 1995 cash and cash equivalents increased to $3,202,492 from $979,493 at March 31, 1994, an increase of
$2,222,999. The increase was caused by increased revenue and the deferral of payment of interest on the CapCities subordinated note.

In 1991, the Company and CapCities amended the subordinated note due to CapCities. The amendment deferred interest payments through July 2, 1993 with the first interest payment due on October 2, 1993. In addition, the rate of interest was reduced to 8.5% per annum effective January 2, 1992 through July 2, 1993. The deferred interest payments were added to the amount of the subordinated note on July 2, 1993. In 1993, the Company and CapCities further amended such note to confirm that the unpaid principal balance was $20,775,130 and to set the interest rate on such note at 10.5%, effective as of July 2, 1993. In January 1995, the Company and CapCities further amended such note to provide that interest thereon will accrue and be added to the principal amount thereof until the aggregate principal balance thereof reaches $22,000,000. At that time, CapCities also agreed to certain additional financial accomodations in the event the Station is sold.

A bank line of credit of $5,000,000 is available for general corporate and working capital purposes. As of May 1, 1995 all of the line was available.

The operations of the Company generate significant working capital in excess of its requirements for operating expenses.
However, interest expense on the Debentures and the Senior
Guaranteed Notes substantially reduces the availability of excess working capital. Further, approximately $23,000,000 and as much as $22,000,000 of the Company's debt, being the Senior
Guaranteed Notes and the subordinated note, become due on June 29, 1995 and January 2, 1996, respectively. In addition, Queen City III
Limited Partnership, a Delaware limited partnership ("QCIII"), which owns approximately 98% of Queen City's stock, has pledged such stock, QCIII's principal asset, as collateral for QCIII's senior note that will have an outstanding balance of approximately $28,750,000 when it becomes due on June 29, 1995.
A default in the payment of QCIII's senior note can cause a default in the Company's debt. While the Company and QCIII's operating cash flow is insufficient to fully fund their respective 1995 and 1996 scheduled payments of debt, management believes that it will be able to either
(a) refinance these obligations or (b) sell the Station and/or the Company for a price sufficient to fully repay the Company and QCIII's debt.




                         Page 8 of 16
                             PART II

                        OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Neither the Company nor Queen City is a party to any lawsuit or legal proceeding which, in the opinion of management, individually or in the aggregate, is likely to have a material adverse effect on the Company or Queen City.

          On December 21, 1993, the Company, Queen City III
          Limited Partnership and certain general partners of such limited partner-ship commenced a lawsuit in the Superior Court of New Jersey, Law Division - Essex County, against The Prudential Insurance Company of America,
          Miguel Thames, Gary Trabka, Granite Broadcasting Corporation,
          W. Don Cornwell, Thomas Inglesly, Trustee of the Trust Dated August 24, 1993, Lazard Freres & Co. et al. Such suit charged the defendants with fraud, tortious interference with contract, and breach of contract. The complaint sought money damages in an unliquidated amount, recision of certain transactions and other forms of relief. The court has ruled that the action should be stayed pending arbitration of the issues before the American Arbitration Association.
          The Company and the other plaintiffs intend to vigorously pursue such arbitration.

ITEM 2.   Changes in Securities

          Not applicable

ITEM 3.   Defaults Upon Senior Securities

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

ITEM 5.   Other Information

          On April 12, 1995, Queen City III Limited Partnership
          ("QCIII") and Granite Broadcasting Corporation
          ("Granite") entered into a letter of intent with respect to the proposed aquisition by Granite of the 55% general partnership interest in QCIII. Granite had previously acquired the 45% limited partnership interest in QCIII and QCIII's outstanding senior note.
          The consumation of the transaction described in such letter of intent is subject to the negotiation and execution of a definitive purchase and sale agreement, approval by the Federal Communications Commission, and satisfaction of certain other conditions. It is unclear, at this time, what will be the effect on the Company if the contemplated sale is not consumated by June 29, 1995 (see Part I - Liquidity and Capital Resources).

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Indenture between Queen City Broadcasting, Inc., Queen City Broadcasting of New York, Inc. and Manufacturers Hanover Trust Co., as trustee, incorporated by reference from exhibits to the registrants' annual report on Form 10-K, pp. 70-189, filed with the Securities and Exchange Commission on March 30, 1988.

               Letter of Intent dated April 12, 1995 between
               Granite Broadcasting Corporation and Queen City III Limited Partnership is attached hereto pp. 12-16 .

          (b)  Reports on Form 8-K

               None filed during first quarter 1995


                          Page 9 of 16
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         QUEEN CITY BROADCASTING OF NEW YORK, INC.
                                     (Registrant)





Date:  May 15, 1995                   /s/ Paul J. Cassidy
                                      (Signature)

                                      Paul J. Cassidy
                                      President and Chief Operating Officer





Date:  May 15, 1995                   /s/ Kenneth J. Koller
                                      (Signature)

                                      Kenneth J. Koller
                                      Vice President and
                                      Chief Financial Officer





                          Page 10 of 16
                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          QUEEN CITY BROADCASTING, INC.
                                  (Registrant)




Date:   May 15, 1995              /s/ Paul J. Cassidy
                                  (Signature)

                                  Paul J. Cassidy
                                  President and Chief Operating Officer




Date:   May 15, 1995              /s/ Kenneth J. Koller
                                  (Signature)

                                  Kenneth J. Koller
                                  Chief Accounting Officer





                         Page 11 of 16
                    QUEEN CITY BROADCASTING, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                 Three Months Ended

                                               March 31,       March 31,
                                                 1995            1994

Gross Revenues                                $6,804,962      $5,808,691
 Less agency commissions                         938,270         793,403

Net revenues                                   5,866,692       5,015,288

Costs and expenses:
 Direct operating                              2,460,872       2,234,957
 Selling, general and
   administrative                              1,424,728       1,407,595
 Depreciation                                    165,600         176,625
 Amortization of intangible assets               314,691         317,319

Total operating expenses                       4,365,891       4,136,496

Operating income                               1,500,801         878,792
Interest expense                               1,504,862       1,768,410
Amortization of deferred financing
 charges                                          22,848          26,430
Other income, net                                (34,772)         (3,971)

Profit (loss) before income taxes                  7,863        (912,077)
Income taxes                                      12,000           4,500

Net (loss)                                    $   (4,137)     $ (916,577)

Per Common Share:
 Net (loss)                                       $(.01)          $(.91)

Average common shares outstanding
 during the period                             1,010,000       1,010,000




                            Page 3 of 16



April 12, 1995



Queen City III Limited Partnership
c/o Rubin Baum Levin Constant & Friedman
30 Rockefeller Plaza
29th Floor
New York, New York 10012

Attention:     Mr. J. Bruce Llewellyn,
               Chairman of the Management Committee

Ladies and Gentlemen:

     This letter, when countersigned by Queen City III Limited Partnership ("QCIII" or the "Seller"), which owns approximately
98% of the issued and outstanding Common Stock of Queen City Broadcasting, Inc. ("Holding Company"), which, in turn, owns 100% of the issued and outstanding common stock of Queen City Broadcasting Corporation of New York, Inc. ("Operating Company"), which owns and operates television station WKBW-TV, Buffalo, New York ("WKBW"), will confirm our mutual intentions regarding the acquisition (the "Transaction") by Granite Broadcasting Corporation or its designee (the "Purchaser") at Purchaser's option of either (a) all of the general partnership interests in QCIII (the "GP Interests") or (b) all the shares of Holding Company owned by QCIII (the "Subject Shares"). Upon execution of this letter, the parties will proceed, in good faith, toward the negotiation, preparation, and execution of a definitive purchase agreement (the "Definitive Agreement"), containing terms, conditions, representations, warranties, indemnities, covenants and other provisions customary to transactions of this type, and the preparation of the other documentation necessary to consummate the Transaction as herein contemplated.

     1. Purchase Price. The aggregate net purchase price (the "Purchase Price") payable to the General Partners of QCIII (the "General Partners") in the Transaction will be $14.245 million less 55% of all QCIII expenses (the "Seller Expenses") of the Transaction (estimated to be an aggregate of approximately $1.5 million, resulting in an estimated net Purchase Price payable to the General Partners of $13.42 million), payable in immediately available funds at the closing of the Transaction (the "Closing").

     2. Operating Conditions. The above Purchase Price is premised upon the following being true at the Closing:

          (a) the liabilities of QCIII (other than the QCIII Senior Secured Note due 1995 owned by Purchaser (the "Note") and the Seller Expenses) shall be zero;

          (b) the consolidated debt of Holding Company and its subsidiaries shall not exceed $52,355,000 excluding accrued and unpaid interest (subject to an increase of up to $6.7 million as provided in the Cap Cities/ABC amended Subordinated Note);

                         Page 12 of 16
Queen City III Limited Partnership
April 12, 1995
Page 2


          (c) the consolidated cash and cash equivalents of Holding Company and its subsidiaries shall be not less than $3,000,000;

          (d) the consolidated working capital (i.e., total Current assets less total Current liabilities excluding Long-term debt - current portion) of Holding Company and its subsidiaries shall not be less than that indicated on the Holding Company Consolidated Balance Sheet dated December 31, 1994 ($5,731,993 excluding Long-term debt - current portion); and

          (e) there shall have occurred no material adverse change since December 31, 1994 in the assets, business, operations or prospects of QCIII, Holding Company, Operating Company or WKBW.

     3.   Closing; Conditions to the Transaction.

          (a) The Definitive Agreement will provide for the Closing to occur within 15 business days after the satisfaction of the condition described below. Consummation of the Transaction will be subject to the following conditions:

               (i) the receipt of a Final Order of the Federal Communications Commission ("FCC") (as defined by the FCC) consenting to the indirect assignment of the FCC licenses of WKBW to, and the acquisition of the GP Interests or the Subject Shares, as the case may be, by the Purchaser (unless this condition is waived by Purchaser), and the receipt of all other government approvals necessary for the consummation of the Transaction, including without limitation any required approvals (or expiration of the waiting period) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

               (ii) the Purchaser shall have completed its due diligence review of the business and assets of QCIII, Holding Company, Operating Company and WKBW, and shall have determined in the reasonable judgment of Purchaser that the results thereof are satisfactory;

               (iii) the Purchaser shall have acquired, at its sole cost and expense, at the Closing, all of the issued and outstanding shares of Holding Company not owned by QCIII, on terms and conditions reasonably satisfactory to Purchaser in its sole discretion;

               (iv) the General Partners and Purchaser shall have exchanged mutual releases satisfactory to Purchaser and the Management Committee of QCIII relating to the New York City arbitration proceeding and any other potential direct or indirect claims by the General Partners against QCIII, Purchaser, South Street Corporate Recovery Fund I, L.P., South Street Leverage Corporate Recovery Fund, L.P., South Street Corporate Recovery Fund I (International), L.P., SS II as successors to, and Thomas Inglesby, Trustee of the Trust Dated August 24, 1994 and Lazard Freres & Co., their advisors and their respective affiliates; and

               (v)  other conditions as are customary in
transactions of this kind.




                            Page 13 of 16
Queen City III Limited Partnership
April 12, 1995
Page 3




          (b) The Definitive Agreement shall contain a provision that: (i) in the event Seller is not then in breach of the Definitive Agreement, and Purchaser breaches the Definitive Agreement and fails to close the Transaction after notice and the opportunity to cure and close, Purchaser shall immediately pay to Seller a cash payment in immediately available funds of $5.0 million as liquidated damages for Purchaser's breach; and (ii) prior to termination of the Definitive Agreement, Purchaser will not seek payment of, and will waive (to the extent necessary to avoid cross defaults under other indebtedness of Holding Company and Operating Company), any payment default on, the Note, in each instance, until such termination.

     4.   Access to Information; Financial Statements.

          (a) From and after the date hereof, the Seller will allow the Purchaser and its representatives, including attorneys, accounts, investment bankers and potential lenders, reasonable access during normal working hours to all of the books, records, agreements, reports, other documents, assets and facilities of QCIII, Holding Company, Operating Company and WKBW, wherever located, to the extent such access is reasonably necessary to perform a due diligence investigation of the business and assets of QCIII, Holding Company, Operating Company and WKBW; and QCIII, Holding Company, Operating Company and WKBW, will make their respective appropriate officers, partners, employees, attorneys, agents and independent accountants available to discuss with the Purchaser or its representatives such aspects of the business and operations of QCIII, Holding Company, Operating Company and WKBW, as the Purchaser may reasonably require.

          (b) In addition to providing financial information as heretofore regularly provided to Purchaser by QCIII, the Seller shall prepare and deliver to the Purchaser, as soon as possible after the date hereof, unaudited financial statements of Holding Company and Operating Company for quarterly periods subsequent to December 31, 1994, including statements of operations, cash flows and stockholders' equity and balance sheets.

          (c) The Seller shall, as soon as practicable after the date hereof, obtain a consent of Seller's auditors for the use of the financial statements of Holding Company for the years ended December 31, 1992, 1993 and 1994, including statements of operations, cash flows and stockholders' equity and balance sheets in any documents used by Purchaser in connection with future financings by Purchaser.

          (d) The parties will use their best efforts to file within two business days after the date hereof with the FCC all required applications and forms to obtain the FCC approvals required to consummate the Transaction.

     5. Exclusivity. The Seller agrees that, until May 15, 1995, or such earlier date as (i) the Purchaser has materially breached its obligations hereunder or (ii) the Seller and the Purchaser have mutually agreed in writing to terminate negotiations (the "Termination Date"), neither QCIII, Holding Company nor Operating Company nor any of their respective officers, directors, agents or representatives, nor any members of the Management Committee of QCIII, will, either directly or indirectly, entertain or conduct

                              Page 14 of 16
Queen City III Limited Partnership
April 12, 1995
Page 4




discussions with any person or entity with respect to any offer for the purchase or sale of any portion of the assets or capital stock of Holding Company or Operating Company, or of the assets or partnership interests in QCIII, or with respect to any merger, acquisition, combination or similar transaction involving QCIII, Holding Company or Operating Company or substantially all of the business of any of them. The Definitive
Agreement will contain a provision extending the exclusivity period referred to above until a mutually agreed upon "drop dead" date.
Seller shall use its reasonable best efforts to require the remaining partners of QCIII and employees of QCIII, Holding Company and Operating Company to comply with the restrictions contained herein applicable to QCIII.

     In the event that the provisions of this paragraph 5 are breached in any material respect which could frustrate consummation of the Transaction as contemplated herein and this Letter of Intent is terminated by either party hereto as the result thereof, QCIII shall immediately pay to Purchaser in cash in immediately available funds, on demand, in consideration of the substantial time, effort and expense undertaken by Purchaser, the sum of $5 million.

     6. Operation of the Business. From the date hereof through the later of the Closing or the Termination Date, QCIII, Holding Company and Operating Company will operate their respective businesses in the normal course and in a manner consistent with prudent business practice. During such period, neither Holding Company nor Operating Company shall issue any stock or any other securities, QCIII shall not issue or redeem any partnership interests, and no distributions on account of their respective equity or capital stock will be made by QCIII or Holding Company.

     7.   Legal Effect.  The parties understand that this letter
(i) represents their current understanding and intention with respect to the Transaction contemplated herein, (ii) does not contain all matters concerning the Transaction with respect to which agreements must be reached, and (iii) creates no legal obligation on the part of either party hereto except for the obligations set forth in Paragraphs 3(b), 4, 5, 7 and 8 hereof. This letter will terminate and be of no further force and effect on the Termination Date, unless extended by written agreement of the parties. Neither this letter nor the Definitive Agreement shall trigger or be deemed a waiver of any rights or obligations under the Note or Section 5.14 or any other provision of the QCIII Partnership Agreement.

     8. Publicity. No party to this letter shall issue any press release or otherwise make any public announcement, or disclose information to any third party (except those agents or representatives of a party directly involved in the Transaction or its financing, and except as required by law) concerning the Transaction, without the prior approval of the other party hereto as to the timing, content and method of dissemination thereof, which consent shall not be unreasonably withheld or delayed. It is contemplated that simultaneously with the execution hereof, QCIII and Purchaser will issue mutually satisfactory press releases, and that QCIII will notify Cap Cities/ABC and Bear Stearns & Co. of the proposed Transaction.

                                Page 15 of 16
Queen City III Limited Partnership
April 12, 1995
Page 5




     If the foregoing correctly sets forth your understanding, please sign in the space provided below and return an executed copy to the undersigned.

                              Very truly yours,

                              GRANITE BROADCASTING CORPORATION



                              By:  /s/ W. Don Cornwell
                                   W. Don Cornwell, Chairman and
                                   Chief Executive Officer


Accepted and agreed to
as of the date first above written

QUEEN CITY III LIMITED PARTNERSHIP



By:  /s/ J. Bruce Llewellyn
     J. Bruce Llewellyn,
     Chairman of the Management Committee


                               Page 16 of 16